Form 10-K
period 2002-12-31
BEAR STEARNS DEPOSITOR INC TRUST CERTIFICATES SERIES 2001-1
filed 2003-03-31
CIK 1142810

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      ----

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       (Mark One)

          /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2002

                                       or

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI- TIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ________

             Commission File Number:     333-58504-01; 001-16547



                           Bear Stearns Depositor Inc.
                                  on behalf of
                 Trust Certificates (TRUCs), Series 2001-1 Trust
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                             Delaware                                                   13-4164633
----------------------------------------------------------------       -----------------------------------------
  (State or Other Jurisdiction, Organization or Incorporation)            (I.R.S. Employer Identification No.)

              383 Madison Avenue, New York, New York                            10179
         ----------------------------------------------           ---------------------------------
             (Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code:  (212) 272-2000

Securities registered pursuant to Section 12(b) of the Act:



Title of Class                                       Name of Registered Exchange
--------------                                       ---------------------------

Trust Certificates (TRUCs), Series 2001-1,           New York Stock Exchange
Class A-1

Securities registered pursuant to Section 12(g) of the Act: NOT APPLICABLE.

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days
Yes /X/   No/ /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes / /   No/X/

State the aggregate market value of the voting stock held by non-affiliates of the registrant: NOT APPLICABLE.

Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date: NOT APPLICABLE

                       DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q which include, without limitation, the reports filed on Form 8-K on June 17, 2002 and September 15, 2002.

                                Introductory Note

The registrant is the depositor under the trust agreement for the TRUCs Certificates referenced above which are listed on the New York Stock Exchange. The certificates represent interests only in the Trust Certificates (TRUCs), Series 2001-1 Trust and do not represent obligations of or interests in the depositor. The Underlying Securities for the trust are $28,800,000 principal amount of 6.50% notes issued by AT&T Corp. due 2029. Pursuant to staff administrative positions established in various no-action letters, see e.g. Corporate Asset Backed Corporation (available August 9, 1995); Lehman Structured Assets, Inc. (available December 8, 1994), registrant is not required to respond to various items of Form 10-K. Such items are designated herein as "Not applicable." Distribution reports detailing receipts and distributions by the trust are filed after each distribution date on Form 8-K in lieu of reports on Form 10-Q.

                                     PART I

Item 1.  Business.
------------------
         Not Applicable

Item 2.  Properties.
-------------------
         Not Applicable

Item 3.  Legal Proceedings.
---------------------------
         None

Item 4.  Submission of Matters To A Vote of Security Holders.
-------------------------------------------------------------
         Not Applicable


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------
         The Trust Certificates (TRUCs), Series 2001-1, Class A-1 certificates are represented by one or more physical certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. The certificates are listed on the New York Stock Exchange.

Item 6.  Selected Financial Data.
---------------------------------
         Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------
         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------
         Not Applicable

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------
         Not Applicable

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------
         Not Applicable


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
-----------------------------------------------------------
         Not Applicable

Item 11. Executive Compensation.
--------------------------------
         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
---------------------------------------------------------------------------

         (a)  Not Applicable

         (b)  Not Applicable

         (c)  Not Applicable

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------
         None

Item 14. Controls and Procedures.
---------------------------------
         Not Applicable

Item 15. Principal Accountant Fees and Services.
-----------------------------------------------
         None

                                    PART IV

Item 16.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.
---------------------------------------------------------------------------

          (a)  The following documents have been filed as part of this report:
               None

          (b) None.

          (c) None.

          (d) Not Applicable.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Bear Stearns Depositor Inc. acting on behalf of Trust Certificates (TRUCs), Series 2001-1 Trust





                            By: /s Timothy Kelley Millet
                               -----------------------------------------
                            Name:  Timothy Kelley Millet
                            Title: Chief Executive Officer/ President
                            Date:  March 28, 2003

                                  CERTIFICATION

I, Timothy Kelley Millet, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Trust Certificates (TRUCs), Series 2001-1 Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report, except for the references in the reports on Form 8-K to the rating of the Underlying Securities (6.50% Notes due March 15, 2029 of AT&T Corp.) by Standard & Poor's Ratings Services as of the date of such reports; the rating of the Underlying Securities by Standard & Poor's Ratings Services as of the date of this certification is "BBB +" with "negative" outlook;

3. Based on my knowledge, the distribution or servicing information required to be provided to the depositor by the trustee under the pooling and servicing, or similar, agreement for inclusion in these reports is included in these reports; and

4. I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and the trustee have each fulfilled its obligations under that agreement.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: U.S. Bank Trust National Association, as trustee, and its officers and agents.




                                   By:   /s/ Timothy Kelley Millet
                                      ------------------------------------------
                                   Name:  Timothy Kelley Millet
                                   Title: Chief Executive Officer/President,
                                          Bear Stearns Depositor Inc.
                                   Date:  March 31, 2003