Form 10-K
period 2004-12-31
BEAR STEARNS DEPOSITOR INC TRUST CERTIFICATES SERIES 2001-1
filed 2005-03-30
CIK 1142810

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                     ----

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


     (Mark One)

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2004

                                      or

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

               Commission File Number:       333-58504-01

                         Bear Stearns Depositor Inc.,
                                 on behalf of:
                 Trust Certificates (TRUCs), Series 2001-1 Trust
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                      13-4164633
------------------------------             ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

                383 Madison Avenue
                New York, New York                           10179
     ---------------------------------------           -----------------
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (212) 272-2000
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:


Title of Class                                    Name of Registered Exchange
--------------                                 --------------------------------
Trust Certificates (TRUCs),                    New York Stock Exchange ("NYSE")
 Series 2001-1, Class A-1

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days.
Yes  /X/     No  / /

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

Yes  / /     No  /X/

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: NOT APPLICABLE.

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated by reference into Part IV of this Annual Report: The distribution reports to security holders filed on Form 8-K during the fiscal year, in lieu of reports on Form 10-Q, which include the reports filed on Form 8-K listed in Item 15(a) hereto.

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

     AT&T Corp. (the "Underlying Securities Issuer") is subject to the information reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). For information on the Underlying Securities Issuer, refer to the current and periodic reports required to be filed pursuant to the Exchange Act by the Underlying Securities Issuer under its Exchange Act file number, 1-1105. The Securities and Exchange Commission (the "Commission") maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. Periodic and current reports and other information required to be filed pursuant to the Exchange Act by the Underlying Securities Issuer may be accessed on this site. Neither Bear Stearns Depositor Inc. nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither Bear Stearns Depositor Inc. nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the Underlying Securities Issuer or the Underlying Securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

                                    PART I

Item 1.  Business.
------------------
         Not Applicable

Item 2.  Properties.
--------------------
         Not Applicable

Item 3.  Legal Proceedings.
---------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
         None

                                    PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
---------------------------------------------------------------------------
         and Issuer Purchases of Equity Securities.
         ------------------------------------------

         The Trust Certificates (TRUCs), Series 2001-1, Class A-1 certificates are represented by one or more physical certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. The certificates are listed on the New York Stock Exchange.

Item 6.  Selected Financial Data.
---------------------------------
         Not Applicable

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations.
         ---------------
         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------
         Not Applicable

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------
         Not Applicable

Item 9.  Changes in and Disagreements With Accountants on Accounting and
-------------------------------------------------------------------------
         Financial Disclosure.
         ---------------------
         None

Item 9A.  Controls and Procedures.
----------------------------------
         Not Applicable

Item 9B.  Other Information.
----------------------------
         None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------
         Not Applicable

Item 11.  Executive Compensation.
---------------------------------
          Not Applicable

Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------
          and Related Stockholder Matters.
          --------------------------------
          None

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------
          None

Item 14. Principal Accounting Fees and Services.
------------------------------------------------
         None

                                    PART IV

Item 15.  Exhibits, Financial Statements Schedules.
---------------------------------------------------

          (a)  The following documents have been filed as part of this report.

               1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust Certificates (TRUCs), Series 2001-1 Trust to the certificateholders for the period from January 1, 2004 through and including December 31, 2004 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

          ---------------------- ---------------------- ------------------------
          Date of Report         Event                  Date Filed
          ---------------------- ---------------------- ------------------------
          March 15, 2004         Distribution Date      March 29, 2004
          ---------------------- ---------------------- ------------------------
          September 15, 2004     Distribution Date      September 30, 2004
          ---------------------- ---------------------- ------------------------

               2.   None.

               3.   Exhibits:

                    99.1 - Certification by Chief Executive Officer/President of the registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    99.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2004, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                    99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2004, as further described in Item 15(a)(1) above, is incorporated herein by reference.

          (b)  See Item 15 (a) above.

          (c)  Not Applicable.

                                   SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            Bear Stearns Depositor Inc., acting on behalf of Trust
                   Certificates (TRUCs), Series 2001-1 Trust




                         By: /s/ Timothy Kelley Millet
                   ----------------------------------------
                         Name:   Timothy Kelley Millet
                         Title:  Chief Executive Officer/President
                         Date:   March 28, 2005


                                       EXHIBIT INDEX

------------------- ---------------------------------------------------- ----------------
 Reference Number                                                        Exhibit Number
 per Item 601 of                  Description of Exhibits                    in this
  Regulation SK                                                             Form 10-K
------------------- ---------------------------------------------------- ----------------
                    Certification by Chief Executive Officer/President        99.1
                    of the registrant pursuant to 15 U.S.C. Section
      (99.1)        7241, as adopted pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.
------------------- ---------------------------------------------------- ----------------
                    Annual Compliance Report by Trustee pursuant to 15
      (99.2)        U.S.C. Section 7241, as adopted pursuant to               99.2
                    Section 302 of the Sarbanes-Oxley Act of 2002.
------------------- ---------------------------------------------------- ----------------
                    Registrant's Current Report on Form 8-K filed with
                    the Securities and Exchange Commission on March
      (99.3)        29, 2004, as further described in Item 15(a)(1)           99.3
                    above, is incorporated herein by reference.
------------------- ---------------------------------------------------- ----------------
      (99.4)        Registrant's Current Report on Form 8-K filed with        99.4
                    the Securities and Exchange Commission on
                    September 30, 2004, as further described in Item
                    15(a)(1) above, is incorporated herein by
                    reference.
------------------- ---------------------------------------------------- ----------------