Form 10-K
period 2005-12-31
BEAR STEARNS DEPOSITOR INC TRUST CERTIFICATES SERIES 2001-1
filed 2006-03-31
CIK 1142810

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


     For the fiscal year ended December 31, 2005

                                      or

     | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________



                 Commission File Number:           333-58504-01

                         Bear Stearns Depositor Inc.,
                                 on behalf of:
                Trust Certificates (TRUCs), Series 2001-1 Trust
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          New York                                      13-4164633
-------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

     c/o U.S. Bank Trust National Association
           100 Wall Street, Suite 1600
                New York, New York                                    10005
     ----------------------------------------                      ----------
     (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (212)-272-9422
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                              Name of Registered Exchange
--------------                              ---------------------------
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

                                    PART I

Item 1.  Business.
------------------
         Not Applicable

Item 1A. Risk Factors.
----------------------
         Not Applicable

Item 1B. Unresolved Staff Comments.
-----------------------------------
         Not Applicable

Item 2.  Properties.
--------------------
         Not Applicable

Item 3.  Legal Proceedings.
---------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
         None

                                    PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
-------------------------------------------------------------------------------
Issuer Purchases of Equity Securities.
--------------------------------------

         The Trust Certificates (TRUCs), Series 2001-1, Class A-1 certificates are represented by one or more physical certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. The certificates are listed on the New York Stock Exchange.

Item 6.  Selected Financial Data.
---------------------------------
         Not Applicable

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations.
----------------------
         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------
         Not Applicable

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------
         Not Applicable

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
---------------------
         None

Item 9A. Controls and Procedures.
---------------------------------
         Not Applicable

Item 9B. Other Information.
---------------------------
         None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------
         Not Applicable

Item 11. Executive Compensation.
--------------------------------
         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
Related Stockholder Matters.
----------------------------
         None

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------
         None

Item 14. Principal Accounting Fees and Services.
------------------------------------------------
         None

                                    PART IV

Item 15. Exhibits, Financial Statements Schedules.
--------------------------------------------------

         (a) The following documents have been filed as part of this report.

                  1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust Certificates (TRUCs), Series 2001-1 Trust to the certificateholders for the period from January 1, 2005 through and including December 31, 2005 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

         -----------------------------------------------------------------------
         Date of Report            Event                     Date Filed
         -----------------------------------------------------------------------
         March 15, 2005            Distribution Date         March 29, 2005
         -----------------------------------------------------------------------
         September 15, 2005        Distribution Date         September 30, 2005
         -----------------------------------------------------------------------

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

                           99.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                           99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                           99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

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

            Bear Stearns Depositor Inc., acting on behalf of Trust
                   Certificates (TRUCs), Series 2001-1 Trust

                         By: /s/ Craig M. Overlander
               ------------------------------------------------
                         Name:   Craig M. Overlander
                         Title:  Chief Executive Officer/President
                         Date:   March 30, 2006

                                   EXHIBIT INDEX

---------------------------------------------------------------------------------------
 Reference Number                                                      Exhibit Number
 per Item 601 of                                                           in this
  Regulation SK                  Description of Exhibits                  Form 10-K
---------------------------------------------------------------------------------------
      (99.1)       Certification by Chief Executive Officer/President       99.1
                   of the registrant pursuant to 15 U.S.C. Section
                   7241, as adopted pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002.
---------------------------------------------------------------------------------------
                   Annual Compliance Report by Trustee pursuant to 15
      (99.2)       U.S.C. Section 7241, as adopted pursuant to              99.2
                   Section 302 of the Sarbanes-Oxley Act of 2002.
---------------------------------------------------------------------------------------
                   Registrant's Current Report on Form 8-K filed with
                   the Securities and Exchange Commission on March
      (99.3)       29, 2005, as further described in Item 15(a)(1)          99.3
                   above, is incorporated herein by reference.
---------------------------------------------------------------------------------------
                   Registrant's Current Report on Form 8-K filed with
                   the Securities and Exchange Commission on
      (99.4)       September 30, 2005, as further described in Item         99.4
                   15(a)(1) above, is incorporated herein by
                   reference.
---------------------------------------------------------------------------------------